Form 10KSB
period 2000-12-31
CASTLE CORP INTERNATIONAL
filed 2001-09-19
CIK 1085066

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

                                   FORM 10K-SB

  GENERAL FORM FOR REGISTRATION OF SECURITIES OF SMALL BUSINESS ISSUERS
   UNDER SECTION 12(b) OR 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

                          CASTLE CORP. INTERNATIONAL
                (Name of Small Business Issuer in its charter)


              Nevada                                       77-0510726
------------------------------------------            --------------------
 (State or other jurisdiction of                        I.R.S. Employer
  incorporation or organization)                        Identification No.

 2077 West Nancy Avenue
 Porterville, California                                     93257
 ----------------------------------------            ---------------------
 (Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number, including area code 559-781-2981
                                                -------------
 Securities to be registered under Section 12(g) of the Act:

 Title of each class                        Name of each exchange on which
 to be so registered                        each such class is to be registered

        None                                              N/A
 -------------------                        -------------------------------

                         Common Stock, $.001 par value
                         -----------------------------
                               (Title of class)

Securities registered under Section 12(b) of the Act:

                                       None

Securities registered under Section 12(g) of the Act:

                                   Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ----     ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 2000 were $0.
The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2000 was $0. As at December 31, 2000, there were 8,955,600 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes       No X
                                                              ----    ----

PART 1
------
Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

                                TABLE OF CONTENTS
                               -----------------
PART I
------

Item 1     Description of Business .............   3

Item 2     Description of Property..............   6

Item 3     Legal Proceedings ...................   6

Item 4     Submission of Matters to a
           Vote of Security Holders.............   6
PART II

Item 5     Market for Common Equity and
           Related Stockholder Matters .........   7

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ...........   9

Item 7     Financial Statements and
           Supplementary Data ..................  10

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ................  10

PART III

Item 9     Directors and Executive Officers
           of the Registrant ..................   10

Item 10    Executive Compensation .............   11

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ...   12

Item 12    Certain Relationships and
           Related Transactions ...............   13

Item 13    Exhibits and Reports on Form 8-K ...   13

SIGNATURES ....................................   19


                                     PART I

Item 1.     DESCRIPTION OF BUSINESS

                               BUSINESS DEVELOPMENT

The Company was organized on February 5, 1999, and is in the process of commencing operations, but has not generated any revenue and is still a development stage corporation. The Company's plan of operations is to obtain clear title of Gwyrch Castle in Wales, U.K., and develop it into a luxury resort.

                             IN GENERAL - THE COMPANY

Gwyrch Castle ("the Castle") was owned, in 1993, by Ruth Williams and Nicholas Tavaglione. In April, 1993, Williams agreed to sell her interest in the castle to LM Enterprises, a company owned by Richard, Bonnie and Lyndell Lawson ("the Lawsons"). In September, 1996, as a result of a lawsuit brought against Williams by the Lawsons, the Lawsons obtained a judgment finding that Williams had breached her contract to sell the castle and awarding damages of $3,632,000.

Unbeknownst to the Lawsons, Williams had also contracted to sell her interest in the Castle to TwoVx Corporation, who filed a caution, or cloud on the title of the Castle. The Lawsons assigned their interest in the Castle to Martel Corporation, and Martel orchestrated a joint venture agreement with Tavaglione, and with TwoVx, who obtained Williams' interest in the Castle. The joint venture agreement provides for the Castle to be owned 100% by a corporation in the U.K. named Castle Corporation Resorts, Ltd. Castle Corp. is the 100% owner of Castle Corporation Resorts, Ltd.

In August 1998, Martel and TwoVx withdrew their cautions on the Castle and title to the castle was transferred to Castle Corporation Resorts, Ltd.
In March, 2000, citing the failure of Castle Corp. to fund the development of the castle or the buy out of Tavaglione and TwoVx, Tavaglione and TwoVx transferred title from Castle Corporation Resorts Limited to themselves. This was done without the authority of officers or the Board of Directors of Castle Corporation Resorts, Ltd. and it has taken action to restore a caution on the title of the castle. Castle Corp. will seek to raise capital via private placements of its common stock to buy out Tavaglione and TwoVx and to develop the castle. There can be no assurance that such private placements will be successful in raising any capital.

Government approval is not necessary for the Company's business, and government regulations have no or only a negligible effect on their respective businesses.

The Company has not booked any significant research and development costs and therefor do not expect to pass any of those costs to customers. And has no product development or research and development costs.

The Company's mailing address is west 2077 Nancy Avenue, Porterville, CA 93257. The telephone number of its principal executive office is (559) 781- 2981.


                                    THE CASTLE

Gwyrch Castle is located on the Northern Welsh Coast with a commanding view of the Irish Sea. Nestled on the side of a lushly forested mountainside, Gwyrch Castle and its 280 acres project an air of majesty which is unsurpassed. The visual impact on approach to the Castle is that of a magnificent medieval construction set into the hillside. Hanging woods form the background to the extended castle walls, punctuated by numerous circular and rectangular turrets and towers which are built against the hillside. The sheer size and complexity of the castle provides a breathtaking impact when viewed from a distance. The Castle has convenient access to the A55 expressway. Its 280 acres of grounds consists of meadows and elevated woodlands with many concealed walks. It is adjacent to an existing golf course. It is about four miles from Colwyn Bay, fifteen miles from the historic Roman town of Chester, and approximately 35 miles from Manchester. The Company is the owner of 100% of all the issued and outstanding stock of Castle Corp. International, Ltd., and English corporation, which holds the right, title, and interest in Gwrych Castle, Abergele, North Wales, pursuant to a joint venture agreement between the majority shareholders of the Company, Martel Corporation, Two Vx Corporation, and Nicholas Tavglione. Pursuant to this joint venture agreement, the Company has 180 days to obtain financing for the first phase of development for the Castle into a resort. If this is not accomplished within 180 days, the Board of Directors of the Company may extend the time, or the interest in the Castle may revert back to the majority shareholders. The Company is confident that it can obtain financing for the initial phase of the development of the Castle, but there can be no assurance that it is able to do so. The Company estimates initial financing requirements to be the sum of $5,250,000. With an equity of over $22,000,000 in appraised value in its present state, management believes that it will be able to obtain the first phase financing required.

The Castle is a historic listed building, which makes it available for many grants private and government agencies, including the Welsh Office, the European Social and Tourist Grant, and the Historic Building Grant. The property is situated in a potential growth area for leisure and entertainment, as there presently is a lack of facilities for the performing arts, and a great demand for such facilities in the surrounding area.

                                     HISTORY

From the battlements of the Castle you can see the plain which is the site of the bloodiest battle which ever took place between the Welsh and English armies in 1167, between Owain Gwynnedd and Henry II and The Earl of Chester. The English were defeated at this battle, but the unrest continued and ended with the death of Llewellyn Ap Gruffydd in the rebellion of 1282. The same plains also saw the capture of King Richard II on his return from Anglesy in 1399 by Henry Bollingbroke, who became King Henry IV. Richard II was first imprisoned in Flint Castle, prior to his removal to Berkeley Castle, where he was subsequently murdered, a historic event described by Shakespeare in his play, "Richard II."

During the early nineteenth century, inspired by the medieval masterpiece of Conwy Castle, a rich Lancastrian industrialist, Lloyd Bamford Hesketh, began the construction of Gwrych Castle in 1815. Finding the original architect's work too modest for his taste, he later added a plethora of screen walls and towers to produce a fantasy effect of a fairy tale castle. Construction of the Castle was completed in 1822, and acted as the residence for Hesketh and his wife during their entire lifetime. Upon Hesketh's death in 1861, the Castle passed to his son, Robert Bamford Hesketh, and, subsequently to his daughter, the wife of the twelfth Earl of Dundonald. It is reputed that one of the female descendants committed suicide by throwing herself from the tower which is known as Hesketh Tower, and legend suggests that the lady's ghost now haunts the Castle. Since the Second World War, it has been successful as a place of entertainment and leisure for many years, and was used as a training camp by Bruce Woodcock for his fight against Lee Savold in his attempt to win the World Heavyweight Championship. It was also used by Randolf Turpin in preparation for his unsuccessful defense of the World Middleweight Championship against Sugar Ray Robinson. In recent years, the Castle has been abandoned, and is currently uninhabited.

                               PROPOSED DEVELOPMENT

The Company proposes to renovate the Castle in phases, beginning with the Castle itself, which can accommodate 70 guest suites. In addition, the renovation will include the usual resort amenities, a restaurant, cafe, bars, banquet facilities and meeting rooms, a performing arts center, and an equestrian facility, a grand ballroom and golf course. Further phases of development include the addition of 150 luxury suites and 300 cabins on the castle grounds. These developments will be designed to fashion the Castle as a five star luxury hotel, with all the amenities one would imagine, including an exclusive personal concierge services.

                                   THE INDUSTRY

It is estimated that five million holiday visitors stay in North Wales annually. Including the visitors to Abergele and neighboring Colwyn, there are an estimated 3 million holiday visitors annually within a one hour drive from the Castle. Traffic along Highway A55 is estimated at an average of 10,000 to 11,000 cars per day, with as many as 15,000 per day at peak times during holiday seasons. This traffic flow, which includes the majority of visitors to North Wales, the visual prominence of the Castle and its physical proximity to the highway provides an excellent opportunity to promote its development. The Wales Tourist Board, basing its estimates on the British Home Tourism Survey, estimates that there are approximately 3.7 trips to North Wales every year by the average British household, for holiday purposes, by visitors staying one night or more. The size of this market has remained fairly constant over the past decade, despite the increase in numbers of overseas holidays taken by British residents. The central importance of the main holiday in generating holiday trips still remains, despite the observed increase in short breaks. Over two-thirds of the visits for holiday purposes to North Wales last four or more nights. There is also an anticipated increase in trips being seen from residents of the newly reformed "Eastern Block" countries.

                                     PATENTS

The Company holds no patents.

                              GOVERNMENT REGULATION

Government approval is not necessary for the Company's business, and government regulations have no effect or a negligible effect on its business. The Company does have to pay duties on the products it imports.

                                    EMPLOYEES

The Company presently employs three employees, Richard Lawson and Bonnie who devote their full-time efforts to Castle Corp., and Lyndell Lawson, who devotes their part time efforts to the company.

Item 2.  DESCRIPTION OF PROPERTY

                             DESCRIPTION OF PROPERTY

The Company rents professional offices and telephones at a nominal no charge from its principals, Bonnie and Lyndell Lawson, on a month to month basis, pursuant to an oral agreement. In March, 2000, Two Vx and Tavaglione executed a deed to the castle from the company to themselves, which the company alleges was fraudulent. The Company claims ownership to the Castle, and contends that it was illegally transferred from the Company to Tavaglione and TwoVx. It has no other property. The company's solicitor in England has convinced the Register of Property to allow no more transfers of title until the matter of title has been resolved, and is preparing legal action against Tavaglione and Two Vx to quiet the title to the castle.

Item 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders in the past fiscal year.

PART II.
---------

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company has obtained a market maker and who intends to file a form 211 with the National Association of Securities Dealers to quote the Company's securities on the NASD OTC Bulletin Board, but there can be no assurance that the Company's stock will be quoted on the NASD OTC Bulletin Board. The filing of the Form 211 is contingent upon this form 10 becoming effective with no pending comments by the S.E.C.

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

                                PENNY STOCK STATUS

If and when it creates a market for its common stock, the Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

                   TRANSFER AGENT, WARRANT AGENT AND REGISTRAR

The transfer agent, warrant agent and registrar for the Common Stock is American Registrar & Transfer Co., 342 E. 900 South, P.O. Box 1798, Salt Lake City, Utah 84110.

                     RECENT SALES OF UNREGISTERED SECURITIES

In connection with organizing the Company, on April 6, 1999, 1,166,500 shares were issued each to Martel Corporation, TwoVx, Inc., and Nicholas Tavaglione, for an aggregate issue of 3,499,500 shares, in exchange for their respective interests in a joint venture agreement, which defined the ownership rights of the castle in the Company. The issuance of stock was made in reliance upon
Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933, Lyndell, Bonnie and Richard Lawson, Martel Corporation, TwoVx and Nicholas Tavaglione may all be deemed to be promoters of the Company. No other persons are known to Management that would be deemed to be promoters.

On April 6, 1999, the Company issued 350,000 shares of its common stock to Kenneth G. Eade, counsel to the Company, under Rule 504 promulgated by the Securities and Exchange Commission in exchange for legal services rendered. Mr. Eade is a sophisticated investor who had access to all corporate information. On April 6, 1999, the Company issued 156,100 shares to 47 shareholders, pursuant to its Regulation D, Rule 504 offering.

On March 21, 2000, the company issued 500,000 shares of its common stock to Kenneth G. Eade, counsel to the company, in exchange for services valued at $50,000, pursuant to Section 4(2) of the Securities Act of 1933.

On March 21, 2000, the company isued 1,500,000 shares to Lyndell Lawson, 1,500,000 shares to Richard Lawson and 1,500,000 shares to Bonnie Lawson, in exchange for services valued at $450,000, pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

PLAN OF OPERATIONS-IN GENERAL

The Company's plan of operations is to complete the buy out of Nicholas Tavaglione and TwoVx and to develop the Castle into a luxury resort. There can be no assurance that the Company will be able to resolve the controversy between itself and Tavaglione and TwoVx. The Company has financed its operations to date through sales of its equity securities.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. If the company is not able to raise equity capital, and it presently has no cash with which to satisfy any future cash requirements. The company will need a minimum of $50,000 to satisfy its cash requirements for the next 12 months. The company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires. The company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The Company has generated no revenue since its inception.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

                            FORWARD LOOKING STATEMENTS

This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

                               YEAR 2000 COMPLIANCE

With respect to Year 2000 compliance, the Company has performed an audit of all of its computer hardware, internal accounting and software applications; in short, all of its information technology and non information technology systems, and found all to be Year 2000 compliant. As of this date, the Company has been given assurances from its banking institution and transfer agent that they are working toward compliance or are in compliance. The Company has completed an audit of its vendors and suppliers to identify relevant Year 2000 issues, and has found them all to be Year 2000 compliant. The status of the company's progress is that it has completed all that it must do in order to be considered Year 2000 compliant. The worst case scenario would be the risk that the company's transfer agent may have not complied adequately. However, the transfer agent has assured the Company that it is Year 2000 compliant. The Company had nominal costs in becoming compliant, consisting of employee labor and no actual costs to any third parties. The Company does not anticipate any additional remediation costs, as it is already Year 2000 compliant.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These are set forth in Item 13.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.
---------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name                          Age                 Position
------------                  ---      --------------------------------

Lyndell M. Lawson             60       President, Director, CEO

Bonnie Lawson                 55       Chief Financial Officer, Director

Richard Lawson                37       Secretary, Director


LYNDELL M. LAWSON. Mr. Lawson is the President, Chief Executive Officer, and Director of the Company. Mr. Lawson has over 35 years of experience in all phases of construction projects, including planning, and managing all trades. As the Owner of Martel's Catering, he has extensive experience in the restaurant and catering business. He was previously employed by McNamee Electric, specializing in the blueprint redesign of electrical plans, and Giant Forest Lodge, as resort manager.

BONNIE M. LAWSON. Ms. Lawson is the Chief Financial Officer of the Company. She has extensive accounting and bookkeeping experience. From 1991 through 1994, she operated an estate liquidation business, LM Enterprises. From 1989 through 1991 she served as Secretary/Treasurer of Royal Carriage Buick GMC Jeep Eagle Sterling in Oxnard, California. From 1986 through 1989 she was Business Manager of Ventura Porsche Audi. From 1982 through 1986, she was Office Manager of Earl Manzer Accountancy Corporation, maintaining accounting records, balancing accounts, and assisting in tax preparation, audits and compiling financial statements, and from 1972 through 1982, she was the Business Manager of Masterson Motors.

RICHARD LAWSON. Mr. Lawson is the Secretary of the Company. From 1991 through 1994, Mr. Lawson operated LM Enterprises, an estate liquidation firm. He previously served as Secretary and Bookkeeper for Zsa Zsa Gabor. Prior to that, he was employed as Supervisor of Cathedral Canyon Resort, responsible for training of all hotel departments, daily audits, and room revenue reports, including weekly and monthly occupancy forecasts. Mr. Lawson received his educational training at the University of California at Santa Barbara.

                               FAMILY RELATIONSHIPS

All officers and directors of the company are related. Richard Lawson is the son of Bonnie and Lyndell Lawson, who are husband and wife.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires Castle Corp.'s officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Castle Corp. with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the company believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

                               Annual Compensation
                               -------------------

 Name and Position          Salary     Bonus     Annual Deferred Salary
 -----------------          ------     -----     ----------------------

 Lyndell Lawson, Pres.      50,000       0            50,000
 Bonnie Lawson, Treas.      50,000       0            50,000
 Richard Lawson             50,000       0            50,000

Item 11.  SECURITIES OWNERSHIP OF MANAGEMENT AND CONTROLLING PERSONS

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address               Number of Shares     Percentage Owned
----------------               ----------------     ----------------
Martel Corporation               1,166,500                   13%
2077 W. Nancy
Porterville, CA  92757

Nicholas Tavglione               1,166,500                   13%
2465 Mary Street
Reseda, CA  92506

Two Vx Corporation               1,166,500
1439 Brenveneda Ave.
Pacific Palisades, CA 90027

Lyndell Lawson                   5,666,500                63.27%
Bonnie Lawson
Richard Lawson
2077 W. Nancy
Porterville, CA  92757

Directors and Officers          5,666,500                 63.27%
as a Group
-------

Lyndell Lawson and Bonnie Lawson are husband and wife. Collectively, they own the majority of the outstanding shares of Martel Corporation. Individually, they each own 1,500,000 shares of common stock of the company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with organizing the Company, on April 6, 1999, 1,166,500 shares were issued each to Martel Corporation, TwoVx, Inc., and Nicholas Tavaglione, for an aggregate issue of 3,499,500 shares, in exchange for their respective interests in a joint venture agreement, which defined the ownership rights of the castle in the Company. The issuance of stock was made in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933, Lyndell, Bonnie and Richard Lawson, Martel Corporation, TwoVx and Nicholas Tavaglione may all be deemed to be promoters of the Company. No other persons are known to Management that would be deemed to be promoters.

On April 6, 1999, the Company issued 350,000 shares of its common stock to Kenneth G. Eade, counsel to the Company, under Rule 504 promulgated by the Securities and Exchange Commission in exchange for legal services rendered. Mr. Eade is a sophisticated investor who had access to all corporate information.

On April 6, 1999, the Company issued 156,100 shares to 47 shareholders, pursuant to its Regulation D, Rule 504 offering.

On March 21, 2000, the company issued 500,000 shares of its common stock to Kenneth G. Eade, counsel to the company, in exchange for services valued at $50,000, pursuant to Section 4(2) of the Securities Act of 1933.

On March 21, 2000, the company isued 1,500,000 shares to Lyndell Lawson, 1,500,000 shares to Richard Lawson and 1,500,000 shares to Bonnie Lawson, in exchange for services valued at $450,000, pursuant to Section 4(2) of the Securities Act of 1933.


 Item 13. FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated August 14, 2001 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Financial Statements

                          REPORT OF INDEPENDENT AUDITOR

To the Shareholders and Board of Directors
CASTLE CORP INTERNATIONAL, INC.

We have audited the accompanying balance sheet of CASTLE CORP INTERNATIONAL, INC. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the years then ended for the period February 5, 1999 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CASTLE CORP INTERNATIONAL, INC. at December 31, 2000, and the results of operations and cash flows for years then ended, and for the period February 5, 1999 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

Rogelio G. Castro
---------------------------
Rogelio G. Castro
Certified Public Accountant
Oxnard, California
August 14, 2001

                           CASTLE CORP. INTERNATIONAL
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                   December 31,
ASSETS                                          2000          1999
                                              --------      --------
Current Assets:
  Cash                                        $    76      $   3,872
                                              --------      --------
    Total Current Assets                           76          3,872
Other Assets - Investment                       3,499          3,499
                                              --------      --------
TOTAL ASSETS                                  $ 3,575      $   7,371
                                              --------      --------
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities                                   $     -      $       -

Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares-25,000,000
    Issued and outstanding
  shares - 3,955,600                          $ 3,949      $   3,955
    Paid in capital                           455,650        455,644
    Deficit accumulated during
 development stage                           (456,024)      (452,228)
                                              --------      --------
      Total Stockholders' Equity                3,575          7,371
                                              --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 3,575      $   7,371
                                              ========      ========

                        Castle Corp. International
                         (A Development Stage Company)
                       Statement of Operations
            For the years ended December 31, 2000 and 1999
                     For the period ended February 5, 1999
                     (inception) through December 31, 2000

                                                                       Cumulative
                                                                       from inception
                                                                       through
                                                   December 31,        December 31,
                                                2000        1999       2000
                                              -------      -------     --------------
Income                                       $     -       $    -      $          -
                                                   -            -                 -
                                              -------      -------     --------------
      Total  Income                                -            -                 -
Operating Expenses
    General and administrative expenses        3,796      452,228           456,024
                                                                                  -
                                              -------      -------     --------------
      Total Expenses                           3,796      452,228           456,024
                                              =======     =======      ==============
Net income (loss)                            $(3,796)   $(452,228)     $   (456,024)

Net loss per share (basic and diluted)       $   nil    $   (0.11)
                                              =======     =======
Weighted average common
 shares outstanding                        3,995,600    3,995,600
                                           =========    =========





























                           Castle Corp. International
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                        For the period February 5, 1999
                      (inception) through December 31, 2000

                                                                                          Deficit
                                            Number                                        Accumulated
                                            of              Common           Paid         During
                                            Shares          Stock            In           Development
                                            Outstanding     at Par Value     Capital      Stage
                                           -----------     ------------    --------      -----------
Balance at inception                                -      $       -        $    -       $       -
Stock issued for services at inception        450,000            450       449,550

Stocks issued for cash                          6,100              5         6,094

Stocks issued for investment                3,499,500          3,499

Net loss - December 31, 1999                                                              (456,024)
                                           -----------     ------------    --------      -----------
Balance at December 31, 1999                3,955,600          3,954        455,644       (456,024)

Net loss - December 31, 2000                                                                (3,796)
                                           -----------     ------------    --------      -----------
Balance at December 31, 2000                3,955,600      $   3,954     $  455,644      $(459,820)




                        Castle Corp. International
                         (a Development Stage Company)
                       Statements of Cash Flows
            For the years ended December 31, 2000 and 1999
                     For the period ended February 5, 1999
                      (inception) through December 31, 2000

                                                                              Cumulative
                                                                              from inception
                                                                              through
                                                           December 31,       December 31,
                                                        2000        1999      2000
                                                      --------    --------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(3,796)   $(452,228)   $  (456,024)
  Adjustments to reconcile net loss to
      net cash used by operating activities:
        Stocks issued for services                          -      450,000        450,000
NET CASH USED BY OPERATING ACTIVITIES                  (3,796)      (2,228)        (6,024)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks                            6,100          6,100

NET CASH PROVIDED  BY FINANCING ACTIVITIES                  -        6,100          6,100

INCREASE (DECREASE) IN CASH                            (3,796)       3,872             76

BEGINNING CASH                                          3,872            -              -

ENDING CASH                                          $     76    $   3,872    $        76



NON CASH DISCLOSURES
450,000 shares issued for services                   $     -     $ 450,000    $   450,000
3,449,500 shares issued for investment               $     -     $   3,499    $     3,499



NOTE 1 - NATURE OF BUSINESS

Castle Corp. International (the Company) was incorporated under the laws of the state of Nevada on February 5, 1999. The primary purpose for which the Corporation is organized is to engage in the business of construction and development of Gwrych Castle in Abergele, North Wales, U.K. The Company's plan is to refurbish the interior of the castle and the grounds to develop the property into a five-star resort hotel, and to later add additional luxury cabins to increase revenue.

The Company has been in the development stage since its formation and is in accordance with Statement of Financial Accounting Standards No.7 (SFAS #7). Planned principal operations have not yet commenced.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Basis - The Company uses the accrual method of accounting.

B. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 30, 2000, the Company had no issuable shares qualifed as dilutive to be included in the earnings per share calculations.

D. Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E. Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction:
The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

E. Year End - The Company as adopted December 31st as its fiscal year-end.





F 6


NOTE 3.  DEPENDENCE ON KEY PERSONNEL

The Company is dependent upon the services and efforts of its executive and operating officers. The loss of one or more of its executive and operating officers could have a materially adverse effect on the Company.

NOTE 4.  COMPETITION

The hotel and resort industry is an industry subject to intense competition. There are many other companies in this industry with financial and advertising resources superior to the Company, so there can be no assurance that the Company's projected income will not be affected by its competition.

NOTE 5.    GOING CONCERN

 Item 14. EXHIBITS, FINANCIAL STATEMENTS

 14(a) Report of Independent Certified Public Accountant September 15, 2000
       Financial Statements
       Balance Sheets
       Statement of Loss And Accumulated Deficit
       Statements of Stockholder's Equity
       Statements of Cash Flows
       Notes to Consolidated Financial Statements

  (b) Reports on Form 8-K: Not Applicable
  (c) Exhibits


 Exhibit No.         D E S C R I P T I O N
 -----------         ---------------------

 3.1                Articles of Incorporation CASTLE CORP. INTERNATIONAL*
 3.2                By-laws CASTLE CORP. INTERNATIONAL *
 4.1                Specimen certificate of common stock *
                    ----------------------
All exhibits are incorporated by reference to the company's Form 10SB.

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CASTLE CORP. INTERNATIONAL

LYNDELL LAWSON
--------------------------------------
Lyndell Lawson, President and Director
Date: August 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Capacity               Date
--------------        ------------------       ---------------
Lyndell Lawson        Pres., Director          August 23, 2001
Bonnie Lawson         Treasurer/Director       August 23, 2001
Richard Lawson        Secretary/Director       August 23, 2001