Form 10-Q
period 2001-03-31
CASTLE CORP INTERNATIONAL
filed 2001-10-02
CIK 1085066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                       For Quarter Ended: March 31, 2001

                                       OR

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No.  000-31731

                            CASTLE CORP. INTERNATIONAL
             (Exact name of registrant as specified in its charter)


       Nevada                                               77-0510726
(State of incorporation)                                (I.R.S. Employer I.D.)

                           827 State Street, Suite 14
                           Santa Barbara, CA 93101
                           (805) 560-1308 (PHONE)
                           (805) 560-3608 (FAX)

         (Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of March 31, 2001, the Registrant had a total of 8,955,600 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CASTLE CORP. INTERNATIONAL
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     March 31,
ASSETS                                          2001          2000
                                              --------      --------
Current Assets:
  Cash                                        $    76      $   3,872
                                              --------      --------
    Total Current Assets                           76          3,872
Other Assets - Investment                       3,499          3,499
                                              --------      --------
TOTAL ASSETS                                  $ 3,575      $   7,371
                                              --------      --------
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities                                   $     -      $       -

Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares-25,000,000
    Issued and outstanding 3,955,000
- 8,955,600 respectively                      $ 8,949      $   3,955
    Paid in capital                           455,650        455,644
    Deficit accumulated during
 development stage                           (464,599)      (452,228)
                                              --------      --------
      Total Stockholders' Equity                3,575          7,371
                                              --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 3,575      $   7,371
                                              ========      ========

                           Castle Corp. International
                         (A Development Stage Company)
                            Statement of Operations
                   For the three months ended March 31, 2001


                                                   March 31,
                                                2001       2000
                                              -------      -------
Income                                       $     -       $    -
                                                   -            -
                                              -------      -------
      Total  Income                                -            -
Operating Expenses
    General and administrative expenses        3,796        3,796

                                              -------      -------
      Total Expenses                           3,796        3,796
                                              =======      =======
Net income (loss)                            $(3,796)    $(452,228)

Net loss per share (basic and diluted)       $   nil     $   nil
                                              =======      =======

Weighted average common
 shares outstanding                        8,955,600     3,995,600
                                           =========     =========


                           Castle Corp. International
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                   For the three months ended March 31, 2001


                                                                                   Deficit
                                       Number                                      Accumulated
                                       of              Common           Paid       During
                                       Shares          Stock            In         Development
                                       Outstanding     at Par Value     Capital    Stage
                                       -----------     ------------    --------    -----------
Balance at inception                            -      $       -        $    -       $      -
Stock issued for
 services at inception                    450,000            450       449,550
Stocks issued for cash                      6,100              5         6,094
Stocks issued for investment            3,499,500          3,499
Net loss - December 31, 1999                                                         (456,024)
                                       -----------     ------------    --------     -----------
Balance at December 31, 1999            3,955,600          3,954       455,644       (456,024)

Net loss - December 31, 2000                                                           (3,796)
                                       -----------     ------------    --------     -----------
Balance at December 31, 2000            3,955,600      $   3,954      $455,644      $(459,820)


                        Castle Corp. International
                         (a Development Stage Company)
                       Statements of Cash Flows
            For the years ended December 31, 2000 and 1999
                     For the period ended February 5, 1999
                       (inception) through March 31, 2001

                                                                              Cumulative
                                                                              from inception
                                                                              through
                                                             March 31,        December 31,
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

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 30, 2000, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

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



                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Castle Corp.'s control. These factors include but are not limited to economic conditions generally and in the industries in which Castle Corp. may participate; competition within Castle Corp.'s chosen industry, including competition from much larger competitors; technological advances and failure by Castle Corp. to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and generated losses. We have financed our operations primarily through the sale of our common stock. A comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of March 31, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2001 and the period June 30, 2000 would not be meaningful.

                          PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.

        (b)  Reports on Form 8-K.

                None.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                 CASTLE CORP. INTERNATIONAL

Dated: August 6, 2001            By: Lyndell Lawson
                                     --------------------------------
                                     Lyndell Lawson, President