Form 10-Q
period 2001-06-30
CASTLE CORP INTERNATIONAL
filed 2001-10-02
CIK 1085066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

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

As of June 30, 2001, the Registrant had a total of 8,955,600 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CASTLE CORP. INTERNATIONAL
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     June 30,
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
                                              ========      ========

                           Castle Corp. International
                         (A Development Stage Company)
                            Statement of Operations
                    For the three months ended June 30, 2001


                                                    June 30,
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
                                           =========     =========


                           Castle Corp. International
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                    For the three months ended June 30, 2001


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

                                                                              Cumulative
                                                                              from inception
                                                                              through
                                                             June 30,         December 31,
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

Liquidity and Capital Resources

As of June 30, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.

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